Form 10-Q
period 2007-03-31
Munro Developments, Inc.
filed 2011-04-28
CIK 1381447

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2007

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from __________ to __________

                       Commission File Number: 333-140663


                             MUNRO DEVELOPMENTS INC.
             (Exact name of Registrant as specified in its charter)

             Nevada                                        20-3872178
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

        4577 S.W. 103 Street Road
            Ocala, Fl. 34476                         Telephone: 352-328-3849
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

                            Setchfield Resources Inc.
                            502 North Division Street
                            Carson City, Nevada 89703
       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 55,000,000 shares of common stock issued and outstanding as of April 27, 2011

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.


                             MUNRO DEVELOPMENTS INC
                       Formerly Setchfield Resources,Inc.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2007

                             (Stated in US Dollars)

                                   (Unaudited)

                             MUNRO DEVELOPMENTS INC.
                       Formerly Setchfield Resources Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                    As of              As of
                                                   March 31,        December 31,
                                                     2007              2006
                                                   --------          --------
                                                 (Unaudited)       (Unaudited)

Assets

Current assets
  Cash                                             $     --          $     --
                                                   --------          --------
Total current assets                                     --                --
                                                   --------          --------

Total Assets                                       $     --          $     --
                                                   ========          ========

Liabilities

Current liabilities
  Accounts payable                                 $  5,801          $  1,483
                                                   --------          --------
Total current liabilities                             5,801             1,483

Long Term Liabilities                                    --                --

Total Liabilities                                  $  5,801          $  1,483
                                                   --------          --------
Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   55,000,000 Shares Issued                          55,000             5,000
  Additional paid-in capital                        (50,000)               --
  Deficit accumuated during exploration period      (10,801)           (6,483)
                                                   --------          --------
Total stockholders deficit                           (5,801)           (1,483)
                                                   --------          --------

Total liabilites and stockholders equity           $     --          $     --
                                                   ========          ========


                The accompanying condensed notes are an integral
                      part of these financial statements.

                             MUNRO DEVELOPMENTS INC.
                       Formerly Setchfield Resources Inc.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                                           For the three       For the three       From inception
                                                            month period        month period     (November 17, 2003)
                                                               ended               ended                 to
                                                              March 31,           March 31,           March 31,
                                                                2007                2006                2007
                                                            ------------        ------------        ------------
Revenue                                                     $         --        $         --        $         --
                                                            ------------        ------------        ------------
Expenses
  Recognition of an Impairment Loss (Property Expenses)              183                 183               5,365
  Accounting & Professional Fees                                   4,136                 150               5,436
                                                            ------------        ------------        ------------
Total Expenses                                                     4,319                 333              10,801
                                                            ------------        ------------        ------------

Net Income (Loss)                                           $     (4,319)       $       (333)       $    (10,801)
                                                            ============        ============        ============

Basic & Diluted (Loss) per Common Share                           (0.000)              (0.00)
                                                            ------------        ------------

Weighted Average Number of Common Shares                      11,111,111           5,000,000


                The accompanying condensed notes are an integral
                       part of these financial statements.

                             MUNRO DEVELOPMENTS INC.
                       Formerly Setchfield Resources Inc.
                          (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDER'S EQUITY
                From Inception (Nov 17, 2003) to March 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                               Deficit
                                                                             Accumulated
                                         Common Stock                          During
                                      --------------------       Paid in     Exploration    Total
                                      Shares        Amount       Capital        Stage       Equity
                                      ------        ------       -------        -----       ------
Shares issued to Founders at
 $0.001 per share                    5,000,000     $ 5,000      $     --      $     --      $ 5,000

Net (Loss) for period                                                           (6,483)      (6,483)
                                   -----------     -------      --------      --------      -------
Balance, December 31, 2006           5,000,000       5,000            --        (6,483)      (1,483)
                                   -----------     -------      --------      --------      -------

March 21, 2007 Shares issued at
 $0.001 per share                   50,000,000      50,000       (50,000)                        --

Net (Loss) for period                                                           (4,319)      (4,319)
                                   -----------     -------      --------      --------      -------

Balance, March 31, 2007             55,000,000     $55,000      $(50,000)     $(10,801)     $(5,801)
                                   ===========     =======      ========      ========      =======


                The accompanying condensed notes are an integral
                       part of these financial statements.

                             MUNRO DEVELOPMENTS INC.
                       Formerly Setchfield Resources Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                           For the three       For the three       From inception
                                                            month period        month period     (November 17, 2003)
                                                               ended               ended                 to
                                                              March 31,           March 31,           March 31,
                                                                2007                2006                2007
                                                              --------            --------            --------
OPERATING ACTIVITIES
  Net income (loss)                                           $ (4,319)           $   (333)           $(10,801)
  Accounts payable                                               4,319                 333               5,801
                                                              --------            --------            --------
NET CASH USED IN OPERATING ACTIVITIES                               --                  --              (5,000)

INVESTING ACTIVITES

NET CASH USED IN INVESTING ACTIVITIES                               --                  --                  --

FINANCING ACTIVITIES
  Paid in Capital                                               50,000                  --              55,000
  Shares Issued                                                (50,000)                 --             (50,000)
                                                              --------            --------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           --                  --               5,000

Cash at beginning of period                                         --                  --                  --
                                                              --------            --------            --------

CASH AT END OF PERIOD                                         $     --            $     --            $     --
                                                              ========            ========            ========

Cash Paid For:
  Interest                                                    $     --            $     --            $     --
                                                              ========            ========            ========
  Income Tax                                                  $     --            $     --            $     --
                                                              ========            ========            ========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service                $     --            $     --            $     --
                                                              ========            ========            ========
  Stock issued for accounts payable                           $     --            $     --            $     --
                                                              ========            ========            ========
  Stock issued for notes payable and interest                 $     --            $     --            $     --
                                                              ========            ========            ========
  Stock issued for convertible debentures and interest        $     --            $     --            $     --
                                                              ========            ========            ========
  Convertible debentures issued for services                  $     --            $     --            $     --
                                                              ========            ========            ========
  Warrants issued                                             $     --            $     --            $     --
                                                              ========            ========            ========
  Stock issued for penalty on default of convertible
   debentures                                                 $     --            $     --            $     --
                                                              ========            ========            ========
  Note payable issued for finance charges                     $     --            $     --            $     --
                                                              ========            ========            ========
  Forgiveness of note payable and accrued interest            $     --            $     --            $     --
                                                              ========            ========            ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                             MUNRO DEVELOPMENTS INC
                       Formerly Setchfield Resources,Inc.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated in the state of Nevada on November 17, 2003 with 75,000,000 authorized shares with a par value of $0.001 shares.

The company was organized for the purpose of acquiring and developing mineral properties. The company is actively seeking properties of merit for development and is considered to be in the development stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHODS

The company recognizes income and expenses based on the accrual method of accounting.

DIVIDEND POLICY

The company has not yet adapted a policy regarding payment of dividends and has paid out to dividends to date.

INCOME TAX

The company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reverse. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

FINANCIAL AND CONCENTRATIONS RISK

The company has no financial and concentrations risks.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

STATEMENT OF CASH FLOWS

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of six months or less to be cash equivalents.

REVENUE RECOGNITION

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

ADVERTISING AND MARKET DEVELOPMENT

The company expenses advertising and market development costs are research data expenses.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the company is working on a strategy which it believes will help accomplish this objective through short term loans and additional equity investments, of which will enable the company to continue operations for the coming year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information set forth in this section contains certain "forward-looking statements," including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

PLAN OF OPERATION

The Company had no cash reserves at March 31, 2007. The lack of cash has kept us from proceeding forward on our business plan and our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

RESULTS OF OPERATIONS

Since the date of our inception November 17, 2003 we have not generated any revenues. We incurred total operating expenses of $4,319 for the three months ended March 31, 2007. The bulk of our operating expenses were incurred in connection with accounting and professional fees. Our total loss for the three months ended March 31, 2007 was $4,319. Our total loss from inception to March 31, 2007 was $10,801.

At March 31, 2007, we had no cash in the bank.

We are contemplating raising additional capital to finance our programs. No final decisions regarding the program or financing have been made at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     * Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the date of this filing management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending March 31, 2007.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number                        Description of Exhibit
------                        ----------------------

3.1      Articles of Incorporation*

3.2      Bylaws*

31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and
         Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*Incorporated by reference to Company's registration statement on Form SB-1, filed with the Securities Commission on February 13, 2007.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIALS DISCLOSURE MATTERS.

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Munro Developments Inc.

Date: April 27, 2011

         SIGNATURE                        TITLE                       DATE
         ---------                        -----                       ----


By: /s/ Stuart Carnie            Chief Executive Officer,        April 27, 2011
   ---------------------------   Chief Financial Officer,
   Stuart Carnie