Form 10-K
period 2012-12-31
Munro Developments, Inc.
filed 2014-05-02
CIK 1381447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-140663

MUNRO DEVELOPMENTS INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-3872178
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

311 S Division St, Carson City, NV     89731

(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code     352-328-3849

Securities registered pursuant to Section 12(b) of the Act:     NONE.

Securities registered pursuant to Section 12(g) of the Act:     Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Non Applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 15, 2014, the Registrant had 55,000,000 shares of common

TABLE OF CONTENTS

PART I

In this Form 10-K, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this Form 10-K, regarding, among other things:

•

our initial attempt at exploring a mineral claim which might not have any reserves thereon;

•

our ability to successfully identify any future mineral properties of merit;

•

our ability to attract personnel who have experience in the mining industry;

•

our ability to complete in the mining industry with both big and small mining companies;

•

our ability to raise additional capital to finance our exploration programs; and

•

our ability to manage our future growth.

These risks are not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely impact our business and financial performance. These statements reflect our current views with respect to future events and are based on assumptions and subject to risk and uncertainties. Moreover, we operate in a very competitive and rapidly-changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

As used in this Annual Report, the terms “we,” “us,” “our,” “Munro,” and the “Company” mean Munro Developments, Inc., unless otherwise indicated.  All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. BUSINESS OVERVIEW

Our principal office is located at #2102 Renaissance 2000, Pasig City, Manila, Philippines.

We were incorporated in the State of Nevada on November 17, 2003 under the name “Setchfield Resources Inc.   in order to seek out and acquire mineral properties. On March 28, 2011, we changed our name to Munro Developments Inc. With strong gold prices at the present time they were interested in acquiring a property whereby gold might be discovered on it in sufficient quantities to warrant a production decision being made in the future.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of:

(A)

the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B)

the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C)

the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D)

the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

General Overview

Munro Developments Inc. (formerly: Setchfield Resources Inc.) hereinafter referred to as “Munro”, was formed to engage in the exploration of mineral properties for gold and other metals. The Company has staked a prospect that contains 2 mineral claims located approximately 320 km (200 miles) northwest of Vancouver, BC, near Amai Inlet. We refer to these mining claims as the Eclipse Gold Property.

We are an exploration company and we cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Property Acquisitions Details

On December 02, 2005 Munro purchased the Eclipse Gold Property for USD $5,000.

Land Status, Topography, Location and Access

The Eclipse Gold Property is located approximately 320 km (200 miles) northwest of Vancouver, BC. Present access is via road from Zeballos to Fair Harbour on Kyuquot Sound, then by boat to Amai Inlet.

More immediate access is available by helicopter or floatplane from Zeballos or Port McNeill. An old logging road leads to the head of Amai Inlet from Fair Harbour but is presently unserviceable. From the shoreline on Amai Inlet, an overgrown logging road leads up Adam’s Creek Valley to the vicinity of Eliza Ears Mountain. About 2 km up the old road, a trail leads southwest uphill along a small creek to the Eclipse cabin and workshop at 400 metres elevation, and to the main workings at 500 metres elevation, where a helicopter pad has been constructed. From the Eclipse cabin, a trail leads southeast along the contour to Phantom Gulch and DL-8, where it rejoins the Adam’s Creek road at large landing and campsite.

The property is underlain by moderate to steep topography, covered by both mature timber and clear-cut logging slash. Hemlock, fir, red and yellow cedar trees dominate the forested areas, with dense underbrush in the logging slashes and along the creeks. The climate is best described overall as cool and damp, with sunny and hot summers followed by cool rainy periods in the fall and near-freezing temperatures and snow in the winter.

Mining Claims

The Eclipse Gold Property currently consists of two mineral claims comprised of 11 mineral claim units in total and recorded as:

BC Tenure #	Work Due Date	Units	Total Area (Hectares)
502031	March. 1, 2015	2	41.531
521533	March 1, 2015	9	186.898
			228.429

Geology of the Mineral Claims

The Eclipse Gold Property is almost completely underlain by the granodiorite intrusive, and all of the significant gold deposits in the Amai Inlet area are hosted within it. High-grade gold vein mineralization is associated with north to northeast trending felsic and mafic dikes cutting the intrusive.

Shearing and faulting, silicification, pyritization, and a propylitic alteration halo (quartz, epidote, K-spar, chlorite) are commonly found with the gold-bearing quartz vein zones. Vein mineralogy is similar at the Eclipse Gold and Fil Mil Mine deposits, with more sulphides found at the Fil Mil. Native gold, bismuth telluride, auriferous pyrite and lesser sphalerite, galena, and chalcopyrite have been identified.

At the main Eclipse showing, a series of large open-cuts has exposed high-grade visible gold in narrow fractures within a sheeted alteration zone. Small basic dikes follow the zone and often show visible gold with black chlorite slicks developed along shear surfaces. Additional rock trenching is needed to expose fresh mineralization for sampling purposes. Exploration of this new zone has been limited to a few rock samples; rock trenching is needed to better expose it for channel sampling.

The Phantom Gulch area is located between the Eclipse and DL-8 zones, and comprises a series of highly anomalous gold-bearing streams draining a broad area, as shown on the property map. The source area for the anomalies is underlain by sheared and altered granodiorite, but no distinct gold source (s) have been located yet. Additional prospecting and pan sampling are needed to explore this highly prospective area, along with detailed geological mapping.

Exploration History and Previous Operations

The earliest recorded exploration for gold in the Zeballos-Kyuquot Sound area was by Spanish traders in the early 1700’s, who left their heritage in the form of old mine workings and Spanish place-names. On March 29, 1778, British Captain James Cook attempted to enter Kyuquot Sound, but because of prevailing adverse winds, turned south and landed at Nootka Island. The Kyuquot Sound area sustained some exploration for gold-quartz veins in the early 1900’s, but it wasn’t until the discovery and development of the fabulously rich gold mines at Zeballos during the 1930’s that prospectors and miners flooded the Zeballos District.

Prospector Adam Thomson decided in 1940 to investigate the area around the newly-discovered Fil Mil Gold Mine on Amai Inlet. Following military service overseas for Adam Thomson, he returned to Amai Inlet and assisted geologist/promoter Bill Patmore in building a 15 tpd mill and ore tramway below the Fil Mil workings. Due to a shortage of working capital following completion of the mill, and lack of ore-shoot development, only high-grade mining by leasers produced any economic value over the next several decades. The Eclipse Gold property also suffered from high-grading and lack of exploration and development funds.

With the substantial rise in the price of gold in the late 1970’s, exploration work began anew on the Eclipse and Fil Mil Gold properties. On the Eclipse, the old trails were brushed out and the surface workings rehabilitated, followed by rock sampling, additional prospecting, and building a new cabin. During the mid-1980’s, a series of regional exploration programs based around the Fil Mil began to develop a picture of the regional geology, and tested various geochemical soil and geophysical surveys.

The Eclipse Gold Property claims were allowed to lapse in the 1990’s, and were subsequently re-staked and later obtained by Munro. in 2005.

Proposed Program of Exploration

The known showings on the Eclipse property have not been drilled or extensively explored to date. Additional fieldwork is necessary in order to prioritize drill targets and to discover new mineral deposits. The following development program is designed to test the property for potentially mineable gold and copper deposits using locally proven geological concepts and exploration techniques.

Cost Estimates of Exploration Programs

The anticipated costs of this development are presented in three results-contingent stages.

Phase 1
Reconnaissance geological mapping, prospecting androck sampling, helicopter transportation	$30,000.00

Phase 2
Detailed geological mapping, rock trenching and sampling, trail repairs, stream sediment pan sample survey, establish drill targets, helicopter-supported camp	$90,000.00

Phase 3
1000 metres of diamond drilling including helicopter support, geological supervision, assays, report and other ancillary costs	$180,000.00

TOTAL	$300,000.00

Compliance With Government Regulation

We will be required to conduct all mineral exploration activities in accordance with government regulations. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters.  Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations.

Employees

At present, we have no employees. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, financial condition and results of operations. Before you decide whether to invest in our common stock, you should carefully consider these risks and uncertainties, together with all of the other information included in this Form 10-K.

Risks Related to Our Company and Our Industry

We are an exploration stage company. We have no history of production from which we earned revenue and we have not proved we can operate successfully. From our inception on November 17, 2003 to the year ended on December 31, 2012, the Company has not generated any revenue and has no revenue from operations. Rather, the Company generated a net loss of ($149,801) over the period from inception to the year ended on December 31, 2012.

It is highly unlikely we will ever achieve production. Accordingly, it should be anticipated that the Company will not generate revenue and will continue to operate at a loss for the foreseeable future. In addition, the possibility that the Company will have ongoing mining operations of any kind is remote. The purchase of the securities offered hereby must therefore be regarded as the placing of funds at a high risk in a new or "start-up" venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. If we fail to generate revenue, your investment in our securities may be worthless.

WE HAVE NO OPERATING HISTORY. WE MAY NOT BE SUCCESSFUL IN OUR EXPLORATION ACTIVITIES FOR GOLD. THE COMPANY MAY NOT BE SUCCESSFUL BECAUSE THE POSSIBILITY THAT THE COMPANY WILL FIND A COMMERCIALLY VIABLE MINERAL DEPOSIT OF ANY KIND IS REMOTE. OUR INABILITY TO DISCOVER ECONOMIC MINERALIZATION AND TO LOCATE ADDITIONAL EXPLORATION OPPORTUNITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

We may not be successful exploring for gold. Our future performance and success is dependent upon finding a commercially viable mineral deposit. Exploration for minerals is an inherently risky business. The Company may not be successful because the possibility that the Company will find economic mineralization of any kind is remote. Our inability to discover a commercially viable mineral deposit, or to locate additional exploration opportunities, could have a material adverse effect on our results of operations, and you could lose your entire investment.

WE ARE SOLELY GOVERNED BY MR. DANIEL JABOUR, OUR SOLE OFFICER AND DIRECTOR, AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY FROM A CORPORATE GOVERNANCE PERSPECTIVE. OUR SOLE EXECUTIVE OFFICER AND DIRECTOR EXERCISES CONTROL OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL INCLUDING THE ELECTION OF DIRECTORS AND THE APPROVAL OF SIGNIFICANT CORPORATE TRANSACTIONS. WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS HAVE MORE LIMITED PROTECTIONS AGAINST THE TRANSACTIONS IMPLEMENTED BY MR. JABOUR.

Mr. Daniel Jabour, our sole Executive Officer and Director makes decisions such as the approval of related party transactions, the compensation of Executive Officers, and the oversight of the accounting function. There will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail.

Mr. Jabour will exercise full control over all matters that typically require the approval of a Board of Directors. Mr. Jabour’s actions are not subject to the review and approval of a Board of Directors and, as such, there may be significant risk to the Company from the corporate governance perspective.

Our sole Executive Officer and Director exercises control over all matters requiring shareholder approval including the election of Directors and the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders have more limited protections against the transactions implemented by Mr. Jabour, conflicts of interest and other matters that conflict with shareholder interests.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently only have one independent director. Shareholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

WE ARE CONTROLLED BY MR. DANIEL JABOUR, OUR SOLE OFFICER AND DIRECTOR, AND, AS SUCH, THE COMPANY MAY LACK THE ABILITY TO SUCCESSFULLY IMPLEMENT ITS GROWTH PLANS.

Mr. Daniel Jabour, our sole Executive Officer and Director, has no career experience related to mining and mineral exploration. Accordingly, Mr. Jabour may be unable to successfully operate and develop our business. We cannot guarantee that we will overcome this obstacle. There may be additional risk to the Company in that Mr. Jabour may lack the ability to successfully implement growth plans given that the absence of an executive management team, and that all plans rely exclusively on the ability and management of Mr. Jabour, our Executive Officer and Director.

BECAUSE MR. DANIEL JABOUR, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, WHICH MAY CAUSE OUR BUSINESS TO FAIL.

Mr. Jabour, our sole Executive Officer and Director, has other business interests and devotes fewer than 20 hours per month on Company business. It is possible that the demands on Mr. Jabour from other obligations could increase with the result that he will not be able to devote sufficient time to the management of our business. In addition, Mr. Jabour may not possess sufficient time to manage our business if the demands of managing our business increased substantially.

THE IMPRECISION OF MINERAL DEPOSIT ESTIMATES MAY PROVE ANY RESOURCE CALCULATIONS THAT WE MAKE TO BE UNRELIABLE.

Mineral deposit estimates and related databases are expressions of judgment based on knowledge, mining experience, and analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. By their nature, mineral deposit estimates are imprecise and depend upon statistical inferences, which may ultimately prove unreliable. Mineral deposit estimates included here, if any, have not been adjusted in consideration of these risks and, therefore, no assurances can be given that any mineral deposit estimate will ultimately be reclassified as reserves. If the Company's exploration program locates a mineral deposit, there can be no assurances that any of such deposits will ever be classified as reserves.

THE PRICE OF GOLD IS VOLATILE AND PRICE CHANGES ARE BEYOND OUR CONTROL. WE ARE SENSITIVE TO FLUCTUATIONS IN THE PRICE OF GOLD. PRICE VOLATILITY AND DOWNWARD PRICE PRESSURE COULD CAUSE US TO CANCEL OUR EXPLORATION PLANS. IF THE PRICE OF GOLD IS TOO LOW, IT COULD BECOME TOO EXPENSIVE TO PURSUE OUR EXPLORATION PLANS.

The price of gold can fluctuate. The price of gold has been and will continue to be affected by numerous factors beyond the Company's control. Factors that affect the price of gold include the demand from consumers for products that use gold, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs or the viability of our project and cause us to postpone or cancel our exploration plans altogether.

MINERAL EXPLORATION AND PROSPECTING IS HIGHLY COMPETITIVE AND SPECULATIVE BUSINESS AND WE MAY NOT BE SUCCESSFUL IN SEEKING AVAILABLE OPPORTUNITIES.

The process of mineral exploration and prospecting is a highly competitive and speculative business. In seeking available opportunities, the Company will compete with a number of other companies, including established, multi-national companies that have more experience and resources than the Company. We compete with other exploration companies looking for gold deposits. Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire projects of value, which, ultimately, become productive. However, while we compete with other exploration companies, there is no competition for the exploration or removal of mineral from our claims.

COMPLIANCE WITH ENVIRONMENTAL CONSIDERATIONS AND PERMITTING COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COSTS OR THE VIABILITY OF OUR PROJECTS. THE HISTORICAL TREND TOWARD STRICTER ENVIRONMENTAL REGULATION MAY CONTINUE, AND, AS SUCH, REPRESENTS AN UNKNOWN FACTOR IN OUR PLANNING PROCESSES.

Our exploration activities are subject to the extensive regulation of the Mining Act of British Columbia, which is administered by the Ministry of Energy and Mines of the Provincial Government of British Columbia. Compliance with such regulation has a material effect on the economics of our operations. Our primary regulatory costs have been related to obtaining licenses and permits from government agencies before the commencement of mining activities. An environmental impact study that must be obtained on each property in order to obtain governmental approval to mine on the properties is also a part of the overall operating costs of a mining company.

The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project.

We have not yet applied to the Ministry of Energy and Mines of the Province of British Columbia for permits for the initial exploration work on the Eclipse Gold Property.

OUR EXPLORATION ACTIVITIES ARE SUBJECT TO EXTENSIVE REGULATION BY THE PROVINCIAL GOVERNMENT OF BRITISH COLUMBIA. FUTURE CHANGES IN GOVERNMENTS, REGULATIONS AND POLICIES, COULD ADVERSELY AFFECT THE COMPANY'S EXPLORATION ACTIVITIES, RESULTS OF OPERATIONS AND THE COMPANY’S LONG-TERM BUSINESS PROSPECTS.

Our exploration activities are subject to extensive regulation by the Ministry of Energy and Mines of the Provincial Government of British Columbia. We will be subject to the Mining Act of British Columbia as we carry out our planned exploration programs. The Mining Act of British Columbia relates to exploration, development, production, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating mines and other facilities. Accordingly, we may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. Compliance with and future changes in governments, regulations and policies, could adversely affect the Company's results of operations in a particular period and its long-term business prospects.

Risks Related To Our Financial Condition and Business Model

THE COMPANY HAS NOT PAID ANY CASH DIVIDENDS ON ITS SHARES OF COMMON STOCK AND DOES NOT ANTICIPATE PAYING ANY SUCH DIVIDENDS IN THE FORESEEABLE FUTURE.

Payment of future dividends, if any, will depend on earnings and capital requirements of the Company, the Company’s debt facilities and other factors considered appropriate by the Company’s Board of Directors. To date, the Company has not paid any cash dividends on the Company’s Common Stock and does not anticipate paying any such dividends in the foreseeable future.

 IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

IF WE DO NOT CONDUCT MINERAL EXPLORATION ON OUR MINERAL CLAIMS AND KEEP THE CLAIMS IN GOOD STANDING, THEN OUR RIGHT TO THE MINERAL CLAIMS WILL LAPSE AND WE WILL LOSE EVERYTHING THAT WE HAVE INVESTED AND EXPENDED TOWARDS THESE CLAIMS.

We must complete mineral exploration work on our mineral claims and keep the claims in good standing. If we do not fulfill our work commitment requirements on our claims or keep the claims in good standing, then our right to the claims will lapse and we will lose all interest that we have in these mineral claims. We are obligated to pay $875 to pay to the British Columbia Provincial government on an annual to keep our claims valid.

BECAUSE OF OUR LIMITED RESOURCES AND THE SPECULATIVE NATURE OF OUR BUSINESS, THERE IS A SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF WE ARE NOT ABLE TO CONTINUE AS A GOING CONCERN, IT IS LIKELY INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT.

There are a number of factors that raise substantial doubt about our ability to continue as a going concern. Our continued operations are dependent on our ability to obtain financing and upon our ability to discover a body of mineralization that is deemed to be economically viable. If we are not able to continue as a going concern, it is likely investors will lose their entire investment.

IF WE COMPLETE A FINANCING THROUGH THE SALE OF ADDITIONAL SHARES OF OUR COMMON STOCK IN THE FUTURE, THEN SHAREHOLDERS WILL EXPERIENCE DILUTION.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

THERE IS NO MARKET FOR OUR COMMON STOCK, WHICH LIMITS OUR SHAREHOLDERS' ABILITY TO RESELL THEIR SHARES OR PLEDGE THEM AS COLLATERAL.

There is currently no public market for our shares, and we cannot assure you that a market for our stock will develop. Consequently, investors may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, investors may not be able to resell their shares at or above the price they paid for them or may not be able to sell their shares at all.

IF A PUBLIC MARKET FOR OUR STOCK IS DEVELOPED, FUTURE SALES OF SHARES COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

If a public market for our stock is developed, then sales of Common Stock in the public market could adversely affect the market price of our Common Stock. There are at present 5,000,000 shares of Common Stock issued and outstanding.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND THE NASD’S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

The Company’s common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51-1” of the Securities and Exchange Commission (the “SEC”).  Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g-9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i)

control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

(ii)

manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

(iii)

boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons

(iv)

excessive and undisclosed bid-ask differential and markups by selling broker-dealers

(v)

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

ITEM 2. PROPERTIES

Mining Claims

The Eclipse Gold Property currently consists of two mineral claims comprised of 11 mineral claim units in total and recorded as:

BC Tenure #	Work Due Date	Units	Total Area (Hectares)
502031	March. 1, 2015	2	41.531
521533	March 1, 2015	9	186.898
			228.429

Geology of the Mineral Claims

The Eclipse Gold Property is almost completely underlain by the granodiorite intrusive, and all of the significant gold deposits in the Amai Inlet area are hosted within it. High-grade gold vein mineralization is associated with north to northeast trending felsic and mafic dikes cutting the intrusive.

Shearing and faulting, silicification, pyritization, and a propylitic alteration halo (quartz, epidote, K-spar, chlorite) are commonly found with the gold-bearing quartz vein zones. Vein mineralogy is similar at the Eclipse Gold and Fil Mil Mine deposits, with more sulphides found at the Fil Mil. Native gold, bismuth telluride, auriferous pyrite and lesser sphalerite, galena, and chalcopyrite have been identified.

At the main Eclipse showing, a series of large open-cuts has exposed high-grade visible gold in narrow fractures within a sheeted alteration zone. Small basic dikes follow the zone and often show visible gold with black chlorite slicks developed along shear surfaces. Additional rock trenching is needed to expose fresh mineralization for sampling purposes. Exploration of this new zone has been limited to a few rock samples; rock trenching is needed to better expose it for channel sampling.

The Phantom Gulch area is located between the Eclipse and DL-8 zones, and comprises a series of highly anomalous gold-bearing streams draining a broad area, as shown on the property map. The source area for the anomalies is underlain by sheared and altered granodiorite, but no distinct gold source (s) have been located yet. Additional prospecting and pan sampling are needed to explore this highly prospective area, along with detailed geological mapping.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock are not quoted on any exhanges

HOLDERS OF OUR COMMON STOCK

As of February 15. 2014, there were 31 registered holders of record of our common stock.

DIVIDENDS

There are no restrictions in our Articles of Incorporation or Bylaws that would prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this prospectus. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this prospectus.

Plan of Operations

Our business plan is to proceed with the exploration of the Eclipse Mine Property to determine whether there is any potential for gold on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three phases of the recommended geological exploration program will cost approximately $30,000, $90,000 and $180,000 respectively. We had $NIL in cash as of December 31, 2006. This lack of cash has kept us from conducting any exploration work on the property.

We anticipate that we will incur the following expenses over the next twelve months:

•

$875 to be paid to the British Columbia Provincial government to keep the claims valid;

•

$30,000 in connection with the completion of Phase 1 of our recommended geological work program;

•

$90,000 in connection with the completion of Phase 2 of our recommended geological work program;

•

$180,000 for Phase 3 of our recommended geological work program; and

•

$32,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

Results of Operations

We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties. Our net loss for the year ended December 31, 2012 was $32,000 up from $12,000 for the year ended December 31, 2011. The increase is due to increased accounting and legal costs for the current year.

Liquidity and Capital Resources

Our cash totaled $NIL at the end of the period on December 31, 2012. Accounts payable at the end of the period on December 31, 2012 was $94,801. Since our inception on November 17, 2003, to the end of the period on December 31, 2012, we have incurred a loss of ($149,801). At December 31, 2012, we had an accumulated deficit of $149,801.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve months. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Trends

From our date of inception we have been a pre-exploration company which has produced no revenue and maybe will not be able to produce revenue.  To the knowledge of management we are unaware of any trends or past and future events which will have a material effect upon our Company, its income and business, both in the long and short term.   Please refer to our assessment of Risk Factors as noted on page 6.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates.

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this Form 10-K.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a materially impact on its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the management, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of December 31, 2012, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2012, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

Our officers and directors and their respective ages and positions as of December 31, 2012 were as follows:

Name and Address	Age	Position(s)
Daniel Jabour (1)	38	Chief Executive Officer, President and Director
#2102 Renaissance 2000, Pasig City,
Manila, Philippines

(1)

Member of the audit committee

Daniel Jabour was appointed to the Board of Directors on July 1, 2012 and on the same day by a Resolution of the Board of Directors was appointed as Chief Executive Officer, President, and Chief Financial Officer.

A description of the work experience of our directors and officers is as follows.

Daniel Jabour

Daniel Jabour aged 38, sole officer and director of the Company. Over the last five years Mr. Jabour has been engaged primarily in the information technology, media, and bio tech industries.  From 2007-2010 he was the President of ITBoss based in Manila, Philippines, and from 2010 to present he has been the President of both Stentor Media and Alliance Bio Tech, both companies being based out of Manila, Philippines.  He currently resides in Manila, Philippines.

Family Relationships

Our President and our Chief Financial Officer and Secretary Treasurer are one person, Daniel Jabour.

Term of Office

Members of our Board of Directors are appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes.   Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

To the knowledge of our Company, during the past ten years, none of our directors or executive officers:

1.

has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

2.

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)

engaging in any type of business practice; or

(iii)

engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

4.

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

5.

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors. The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Daniel Jabour, our President and Chairman of the Audit Committee, who is not independent. Daniel Jabour can be considered an “audit committee financial expert” as defined in Item 407 of Regulation S-K. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future. However Daniel Jabour, Chairman of the Audit Committee, is considering engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the Committee meets to review the Company’s financial statements.

Apart from the Audit Committee, the Company has no other Board committees.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry. However there can be no assurance such involvement will not occur in the future. Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to our Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, Munro’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Munro and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a).  Based solely on our review of the copies of such forms received by us, we believe that, during the last fiscal year, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Daniel Jabour	0	0	0
CEO, President, CFO, and Sec-Treas

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

We paid Daniel Jabour $12,000 per year as compensation to for the year ended December 31, 2012.

Outstanding Equity Awards

Since incorporation on November 17, 2003, we have not granted any stock options or stock appreciation rights to our executive officers or directors.

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors. There is no compensation arrangement, either written or unwritten, to compensate our officers and directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)
Common Stock	Daniel Jabour	30,000,000 (Direct)	54.5%
Common Stock	All Directors and Officers as a Group (1 people)	30,000,000 (Direct)	54.5%

A beneficial owners of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2012.  As of December 31, 2012, there were, 55,000,000 shares of our common stock issued and outstanding.

Holders of Common shares

As of the date of this Form 10-K the Company had 31 shareholders including the officers and directors.  The number of shares held by the officers and directors are 30,000,000 common shares.

Market Information

Munro’s stock is not presently traded or quoted on any public market and therefore there is no established market price for the shares. Subsequent to the Effective Date of Munro’s registration statement under the Securities Act of 1933, it is anticipated one or more broker dealers may make a market in its securities over-the-counter, with quotations carried on the “OTC Bulletin Board”.    At the present time, there is no established market for the shares of Munro. There is no assurance an application to the FINRA will be approved. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Market makers will not be permitted to begin quotation of a security whose issuer does not meet these filing requirements. Securities already quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time. If our common stock is not quoted on the OTCBB, there will be no market for trading in our common stock.

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Munro. The number of shares presently subject to Rule 144 is 30,000,000 shares. The share certificate has the appropriate legend affixed thereto. Presently, under Rule 144, the number of shares which could be sold, if an application is made, is Nil shares.  There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan. In addition, there are no outstanding options or warrants to purchase common shares or shares convertible into common shares of Munro.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors

Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans or individual compensation arrangements.

Penny Stock Rule

Munro’s common stock is considered to be a “penny stock” because it meets one or more of the definitions in SEC Rule 3a51-1:

(i)

It has a price less than five dollars per share;

(ii)

It is not traded on a recognized national exchange;

(iii)

It is not quoted on a FINRA automated quotation system (NASDAQ), or even if so, has a price of less than five dollars per share; or

(iv)

It is issued by a company with net tangible assets of less than $2,000,000, if in business more than three years continuously, or $5,000,000, if the business is less than three years continuously or with average revenues of less than $6,000,000 for the past three years.

A broker-dealer will have to undertake certain administrative functions required when dealing win a penny stock transaction. Disclosure forms detailing the level of risk in acquiring Munro’s shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor. In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction.  This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of Munro’s shares.

From Munro’s point of view, being subject to the Penny Stock Rule could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount. Ordinary investors might not be willing to subscribe to shares in the capital stock of Munro due to the uncertainty as to whether the share price will ever be able to be high enough that the Penny Stock Rule is no longer a concern.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance and that of Munro. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Any new investor purchasing shares in our Company might consider whether they will be able to sell their shares at a given price since if no broker-dealer becomes involved with Munro and Munro is unable to raise future investment capital the price per share may deteriorate to a point that an investor’s entire investment could be lost.

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Monarch has not issued any stock options to either of its two directors and officers nor has it attached share purchase warrants to the share issued and outstanding.   There are no convertible securities as of the date of this Form 10-K.  Munro has not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10-K.

Our authorized capital consists of 75,000,000 shares of common stock, par value $0.001 per share, of which 55,000,000 shares are presently issued.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; pre-emptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Employment Agreements

We have no employment agreements with any of our executive officers.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist.  None have been approved or are anticipated.  No Compensation Committee exists either.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprises, 123 W Nye Lane, Suite 129, Carson City, NV 89703. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

Transfer Agent

We have engaged the service of Pacific Stock Transfer, located in Las Vegas, Nevada, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debt securities outstanding or other securities.

Rule 144 Share Restrictions

Under Rule 144, an individual who is not an affiliate of our Company and has not been an affiliate at any time during the three months preceding a sale and has been the beneficial owner of our shares for at least six months would be entitled to sell them without restriction. This is subject to the continued availability of current public information about us for the first year which can be eliminated after a one-year hold.

1.

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows:

a.

One percent of the number of shares of our Company's common stock then outstanding, which the case of our current directors and officers, will equal approximately 50,000 shares as of the date of this Form 10-K; or

b.

The average weekly trading volume of our company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

2.

Under Rule 405 of the Securities Act, a reporting or non-reporting shell company cannot sell shares under Rule 144, unless the company: (i) has ceased to be a shell company; (ii) is subject to the Exchange Act reporting obligations; (iii) has filed all required Exchange Act reports during the preceding twelve months; (iv) and at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

ANTI-TAKEOVER PROVISION

In accordance with the laws of the State of Nevada and the Securities Regulation Act.

The Chapter 78 of Nevada Revised Statutes contains a provision governing "acquisition of controlling interest."  This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity acquires "control shares" whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges: 20 to 33 1/3%; 33 1/3 to 50%; or more than 50%.

A "control share acquisition" is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares.  The shareholders or board of directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation.  Our articles of incorporation and bylaws do not exempt our common stock from the control share acquisition act.

The control share acquisition act is applicable only to shares of "Issuing Corporations" as defined by the Nevada law.  An Issuing Corporation is a Nevada corporation, which: has 200 or more shareholders, with at least 100 of such shareholders being both shareholders of record and residents of Nevada; and does business in Nevada directly or through an affiliated corporation.

At this time, we do not have 100 shareholders of record resident of Nevada.  Therefore, the provisions of the control share acquisition act do not apply to acquisitions of our shares and will not until such time as these requirements have been met.  At such time as they may apply, the provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of us, regardless of whether such acquisition may be in the interest of our shareholders.

The Nevada "Combination with Interested Shareholders Statute" may also have an effect of delaying or making it more difficult to effect a change in control of us.  This statute prevents an "interested shareholder" and a resident domestic Nevada corporation from entering into a "combination," unless certain conditions are met.  The statute defines "combination" to include any merger or consolidation with an "interested shareholder," or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an "interested shareholder" having: an aggregate market value equal to 5 percent or more of the aggregate market value of the assets of the corporation; an aggregate market value equal to 5 percent or more of the aggregate market value of all outstanding shares of the corporation; or representing 10 percent or more of the earning power or net income of the corporation.

CORPORATE GOVERNANCE

Director Independence

Daniel Jabour is not independent within the meaning of Section 5605 of NASDAQ.

Board Committees

The Audit Committee

We have an Audit Committee whose members consist of Jose Perez who is not independent.  Further, Jose Perez can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K.  It is our intention to seek a financial expert but with limited funds to date we might not be able to in the near future.

Apart from the Audit Committee, we have no other Board Committees.  Since inception, our Board has conducted its business entirely by consent resolutions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS’ INDEPENDENCE

Except as described below, none of the following parties have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that have or will materially affect us, other than as noted in this section:

1.

Any of our directors or officers;

2.

Any person proposed as a nominee for election as a director;

3.

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

4.

Any of our promoters; and

5.

Any member of the immediate family (including spouse, parents, children, step-parents, step-children, siblings and in-laws) of any of the foregoing persons.

Directors’ Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As Jose Perez is our executive officers and directors, we have determined that Jose Perez is not an independent director as defined under NASDAQ Rule 4200(a)(15).

The Company does not have any promoters involved with it.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011
Audit Fees	$	Nil	$	Nil
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total	$	Nil	$	Nil

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3	Corporate Charter (1)
3.1	Articles of Incorporation.(1)
3.2	Bylaws. (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officeras adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101	INS XBRL Instant Document (*)
101	SCH XBRL Taxonomy Extension Schema Document (*)
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)
101	LAB XRBL Taxonomy Label Linkbase Document (*)
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)
101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(1)

Previously filed as an exhibit to our Registration Statement on Form SB-1 originally filed with the SEC on February 13, 2007, as amended March 7, 2007 and declared effective March 14, 2007.

(*)

Filed herein

FINANCIAL STATEMENTS SCHEDULES

1.

Balance Sheets as at December 31, 2012 and 2011;

2.

Statements of Operations for the years ended December 31, 2012 and 2011, and for the period from November 17, 2003 (date of inception) to December 31, 2012;

3.

Statement of Stockholders’ Deficiency for the period from November 17, 2003 (date of inception) to December 31, 2012;

4.

Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the period from November 17, 2003 (date of inception) to December 31, 2012

5.

Notes to Financial Statements.

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

UNAUDITED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$20,000	$-
Advances from related parties (Note 5)	74,801	62,801

Total current liabilities	94,801	62,801

TOTAL LIABILITIES	94,801	62,801

STOCKHOLDERS’ DEFICIENCY

Common stock
75,000,000 shares authorized, at $0.001 par value;
55,000,000 shares issued and outstanding as at December 31, 2012 and December 31, 2011) (Note 7)	55,000	55,000
Deficit accumulated during the pre-exploration stage	(149,801)	(117,801)

Total Stockholders’ Deficiency	(94,801)	(62,801)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these financial statements.

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	Year ended December 31, 2011	From June 16, 2010 date of inception) to December 31, 2012

REVENUE	$-	$-	$-

EXPENSES

Impairment loss on mineral claim acquisition	-	-	5,000
General and administrative	32,000	12,000	144,801

TOTAL OPERATING EXPENSES	32,000	12,000	149,801

OTHER INCOME (EXPENSE):	-	-	-

NET LOSS	$(32,000)	$(12,000)	$(149,801)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	55,000,000	55,000,000

The accompanying notes are an integral part of these financial statements.

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

UNAUDITED STATEMENT OF STOCKHOLDERS' DEFICIT

For the period November 17, 2003 (date of inception) to December 31, 2012

	Common Stock
	Number	Par Value ($)	Additional Paid in Capital ($)	Accumulated Deficit ($)	Total ($)
Balance November 17, 2003	-	-	-	-	-
Issuance of common shares for cash to founders	5,000,000	5,000	-	-	5,000
Net Loss for periods ended December 31, 2006	-	-	-	(6,483)	(6,483)
Balance December 31, 2006	5,000,000	5,000	-	(6,483)	(1,483)
Issuance of common shares for services	50,000,000	50,000	-	-	50,000
Net loss for the year ended December 31, 2007	-	-	-	(63,318)	(63,318)
Balance December 31, 2007	55,000,000	55,000	-	(69,801)	(14,801)
Net loss for the year ended December 31, 2008	-	-	-	(12,000)	(12,000)
Balance December 31, 2008	55,000,000	55,000	-	(81,801)	(26,801)
Net loss for the year ended December 31, 2009	-	-	-	(12,000)	(12,000)
Balance December 31, 2009	55,000,000	55,000	-	(93,801)	(38,801)
Net loss for the year ended December 31, 2010	-	-	-	(12,000)	(12,000)
Balance December 31, 2010	55,000,000	55,000	-	(105,801)	(50,801)
Net loss for the year ended December 31, 2011	-	-	-	(12,000)	(12,000)
Balance December 31, 2011	55,000,000	55,000	-	(117,801)	(62,801)
Net loss for the year ended December 31, 2012	-	-	-	(32,000)	(32,000)
Balance as of December 31, 2012	55,000,000	55,000	-	(149,801)	(94,801)

The accompanying notes are an integral part of these financial statements.

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012 and 2011 and for the period June 16, 2010 (date of inception) to December 31, 2012

	Year ended December 31, 2012	Year ended December 31, 2011	From June 16, 2010 (date of inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,000)	$(12,000)	$(149,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claim	-	-	5,000
Common stock issued for services	-	-	50,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	20,000	-	20,000
Net cash used in operating activities	(12,000)	(12,000)	(74,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	5,000
Advances from related parties	12,000	12,000	74,801
Net cash provided by financing activities	12,000	12,000	79,801
Net (decrease) increase in cash	-	-	-

Cash at beginning of period	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Services	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2012

1.

ORGANIZATION

The Company, Munro Developments Inc., was incorporated under the laws of the State of Nevada on November 17, 2003 with authorized capital stock of 75,000,000 shares at $0.001 par value under the name of Setchfield Resources Inc. The name was changed to Munro Developments Inc. in March 2011

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of December 31, 2012 and 2011, no such common equivalent shares were excluded from net income (loss) per share.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2006	$6,483	2026	$2,204	$(2,204)	$-
2007	63,318	2027	21,528	(21,528)	-
2008	12,000	2028	4,080	(4,080)	-
-2009	12,000	2029	4,080	(4,080)	-
2010	12,000	2030	4,080	(4,080)	-
2011	12,000	2031	4,080	(4,080)	-
2012	32,000	2032	10,880	(10,880)	-

	$149,801		$50,932	$(50,932)	$-

The total valuation allowance as of December 31, 2012 was $50,932, which increased by $10,880 for the year ended December 31, 2012.

As of December 31, 2012 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2012, and 2012 and no interest or penalties have been accrued as of December 31, 2012 and 2012. As of December 31, 2012 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Foreign Currency Translations

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

(i)

Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;

(ii)

Non-Monetary items including equity are recorded at the historical rate of exchange; and

(iii)

Revenues and expenses are recorded at the period average in which the transaction occurred.

Investments

Investments in companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the Company’s Statements of Operations and the Company’s carrying value in an equity method investee company is reflected in the Company’s Balance Sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period. Any impairment found to be other than temporary would be recorded through a charge to earnings.

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.

ACQUISITION OF MINERAL CLAIM

On December 2, 2005, the Company acquired the Eclipse Gold Property located in the Amai Inlet area of British Columbia, Canada from an unrelated company, for the consideration of $5,000. This area is located 320 kilometers northwest of Vancouver, British Columbia and has access by road through Zeballis, British Columbia.

The acquisition costs have been impaired and expensed because there has been limited exploration activity and there has been no reserve established and we cannot currently project any future cash flows or salvage value.

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the year ended December 31, 2012, related parties made accrual of management fees due to its director of $12,000 (20111 -$12,000). The total amount due the officer and director is $74,801. The accruals are non-interest bearing, unsecured and payable on demand.

5.

GOING CONCERN

The Company will need additional working capital to accomplish its intended purpose of exploring its mining claim, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through Director Advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 16. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUNRO DEVELOPMENTS INC.

(Registrant)

By:   /s/DANIEL JABOUR

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   /s/ DANIEL JABOUR

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Date: April 16, 2014, 2013