Form 10-Q
period 2013-03-31
Munro Developments, Inc.
filed 2014-05-02
CIK 1381447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-140663

MUNRO DEVELOPMENTS INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-3872178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 S Division St, Carson City, NV   89731

(Address of principal executive offices)   (Zip Code)

352-328-3849

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 55,000,000 common shares issued and outstanding as of February 15, 2014

Table of Contents

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Munro Developments Inc.

Balance Sheets (Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$25,000	$20,000
Advances from related parties	77,801	74,801
TOTAL CURRENT LIABILITIES	102,801	94,801

STOCKHOLDERS' EQUITY
Common stock,	55,000	55,000
Authorized - 75,000,000 $0.001 par value common shares Issued – 55,000,000 as of March 31, 2013 and December 31, 2012.
Deficit accumulated during the pre-exploration stage	(157,801)	(149,801)
TOTAL STOCKHOLDERS' EQUITY	(102,801)	(94,801)
	$-	$-

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Unaudited Statements of Operations

	Three months ended	Cumulative from Date of Inception on November 17, 2003 to
	March 31, 2013	March 31, 2012	March 31, 2013
REVENUES	$-	$-	$-

OPERATING EXPENSES
Impairment loss on mineral claim acquisition	-	-	5,000
Management Fees and other	3,000	3,000	127, 801
Legal Fees	2,500	2,500	12,500
Accounting Fees	2,500	2,500	12,500
Total Operating Expenses	8,000	8,000	157,801

INCOME (LOSS( BEFORE INCOME TAXES	(8,000)	(8,000)	(157,801)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$(8,000)	$(8,000)	$(157,801)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	55,000,000	55,000,000
(Basic and Fully Diluted)

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Unaudited Statements of Cash Flows

	Three months Ended		Cumulative from Date of Inception on April 11, 2005 to
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,000)	$(8,000)	$(157,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Impairment loss on mineral claim acquisition	-	-	5,000
Shares for Services	-	-	50,000
Increase in Accounts Payable	5,000	5,000	25,000
Net Cash Provided (Used) by Operating Activities	(3,000)	(3,000)	(77,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
Net Cash Provided (Used) by Investing Activities	-	-	(5,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	3,000	3,000	77,801
Issuance of Capital Stock for cash	-	-	5,000
Net Cash Provided (Used) by Financing Activities	3,000	3,000	82,801
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-
CASH AND CASH EQUIVALENTS
Beginning	-	-	-
Ending	$-	$-	$-
Supplemental Disclosures of Cash Flow Information:
Stock issued for services	$-	$-	$50,000

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2013

(Expressed in U.S. Dollars)

1. INCORPORATION AND OPERATING ACTIVITIES

The Company, Munro Developments Inc., was incorporated under the laws of the State of Nevada on November 17, 2003 with authorized capital stock of 75,000,000 shares at $0.001 par value under the name of Setchfield Resources Inc. The name was changed to Munro Developments Inc. on March 28, 2011.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of March 31, 2013 and 2012, no such common equivalent shares were excluded from net income (loss) per share.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the three months ended March 31, 2012, related parties made accrual of management fees due to its director of $3,000 (2012 -$3,000). The total amount due the officer and director is $77,801. The accruals are non-interest bearing, unsecured and payable on demand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Munro " mean Munro Developments Inc., unless otherwise indicated.

General Overview

We were incorporated pursuant to the laws of the State of Nevada on November 17, 2003 under the name Sechfield Resources Inc. The Company’s name was changed to Munro Developments on March 28, 2011.

Our principal office is located at #2102 Renaissance 2000, Pasig City, Manila, Philippines and our telephone number is 352-328-3849.

As our common shares are not listed, there is no public market for our common shares.

Plan of Operations

Our business plan is to proceed with the exploration of the Eclipse Mine Property to determine whether there is any potential for gold on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three phases of the recommended geological exploration program will cost approximately $30,000, $90,000 and $180,000 respectively. We had $NIL in cash as of March 31, 2013. This lack of cash has kept us from conducting any exploration work on the property.

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

Results of Operations

We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties. Our net loss for the three months ended March 31, 2013 was $8,000 the same as for the three months ended March 31, 2013.

Liquidity and Capital Resources

Our cash totaled $NIL at the end of the period on March 31, 2013. Accounts payable at the end of the period on March 31, 2013was $102,801. Since our inception on November 17, 2003, to the end of the period on March 31, 2013, we have incurred a loss of ($157,801). At March 31, 2013, we had an accumulated deficit of $157,801.

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

Item 3. Critical Accounting Policies

Resource Properties - Company follows the successful efforts method of accounting for its oil and gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive are transferred to proved resource properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated resource properties, are charged to expense as incurred. Exploratory drilling costs are charged as expenses until it is determined that the company has proven oil and gas reserves.

Basis of Presentation -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Use of Estimates - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2013 or 2012, respectively.

Income Taxes - Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2013 and 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended March 31, 2013, there was no stock based compensation.

Loss per Common Share- The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Fair Value of Financial Instruments- ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2013 and December 31, 2012:

Fair Value Measurement at March 31, 2013
	Level 1	Level 2	Level 3
Liabilities	$-	$-	$-

Fair Value Measurement at December 31, 2012
	Level 1	Level 2	Level 3
Liabilities	$-	$-	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2013 and 2012

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2012-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2012-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. . The guidance in ASU 2013-02 is intended to provide guidance in the reclassification of Accumulated Other Comprehensive Income to net income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2012. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have yet been issued.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified out of Accumulated Comprehensive Income (Topic 320). The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted.

In November 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a similar tax loss, or a tax credit carryforward exists (a concensus of the FASB Emerging Issues Task Force. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of March 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As of March 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Risks Related to Our Company and Our Industry

We are an exploration stage company. We have no history of production from which we earned revenue and we have not proved we can operate successfully. From our inception on November 17, 2003 to the three months ended on March 31, 2013, the Company has not generated any revenue and has no revenue from operations. Rather, the Company generated a net loss of ($157,801) over the period from inception to the three months ended on March 31, 2013.

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

(v)

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On Mr. Daniel Jabour was appointed on July 1, 2012 to become the sole director and officer of the Company. Mr. Jabour has over 15 years’ experience in the venture capital and securities industries.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; (ii) Corporate Charter; and (iii)Bylaws
3.1	Articles of Incorporation**
3.2	Corporate Charter**
3.3	Bylaws **

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

** Previously filed as an exhibit to our Registration Statement on Form SB-1 originally filed with the SEC on February 13, 2007, as amended March 7, 2007 and declared effective March 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUNRO DEVELOPMENTS INC.

By: /s/ Daniel Jabour

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

April 17, 2014