Form 10-K
period 2013-12-31
Munro Developments, Inc.
filed 2014-05-05
CIK 1381447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-140663

MUNRO DEVELOPMENTS INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-3872178
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

311 S Division St. Carson City, NV    89703

(Address of principal executive offices)   (Zip Code)

352-328-3849

Registrant's telephone number, including area code

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

As of February 15, 2014 the Registrant had 55,000,000 shares of common

TABLE OF CONENTS

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

We were incorporated in the State of Nevada on November 17, 2003 under the name “Sechfield Resources Inc.  in order to seek out and acquire mineral properties. On March 28, 2011, we changed our name to Munro Developments Inc. With strong gold prices at the present time they were interested in acquiring a property whereby gold might be discovered on it in sufficient quantities to warrant a production decision being made in the future.

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

Cost Estimates of Exploration Programs

The anticipated costs of this development are presented in three results-contingent stages.

Phase 1
Reconnaissance geological mapping, prospecting and rock sampling, helicopter transportation	$30,000.00

Phase 2
Detailed geological mapping, rock trenching and sampling, trail repairs, stream sediment pan sample survey, establish drill targets, helicopter-supported camp	$90,000.00

Phase 3
1000 metres of diamond drilling including helicopter support, geological supervision, assays, report and other ancillary costs	$180,000.00

TOTAL	$300,000.00

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

Risks Related to Our Company and Our Industry

We are an exploration stage company. We have no history of production from which we earned revenue and we have not proved we can operate successfully. From our inception on November 17, 2003 to the year ended on December 31, 2013, the Company has not generated any revenue and has no revenue from operations. Rather, the Company generated a net loss of ($182,801) over the period from inception to the year ended on December 31, 2013.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock are not quoted on any exhanges

HOLDERS OF OUR COMMON STOCK

As of February 15, 2014 , there were 31 registered holders of record of our common stock.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Eclipse Mine Property to determine whether there is any potential for gold on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three phases of the recommended geological exploration program will cost approximately $30,000, $90,000 and $180,000 respectively. We had $NIL in cash as of December 31, 2013. This lack of cash has kept us from conducting any exploration work on the property.

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

Results of Operations

We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties. Our net loss for the year ended December 31, 2013 was $32,000 up from $12,000 for the year ended December 31, 2012. The increase is due to increased accounting and legal costs for the current year.

Liquidity and Capital Resources

Our cash totaled $NIL at the end of the period on December 31, 2013. Accounts payable at the end of the period on December 31, 2013 was $128,601. Since our inception on November 17, 2003, to the end of the period on December 31, 2013, we have incurred a loss of ($183,601). At December 31, 2013, we had an accumulated deficit of $183,601.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of December 31, 2013, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our officers and directors and their respective ages and positions as of December 31, 2013 were as follows:

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

(1)

has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(3)

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

(4)

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(5)

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

Since inception on November 17, 2003, our Board has not yet had the opportunity to meet but is planning to do so in the immediate future.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry. However there can be no assurance such involvement will not occur in the future. Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to our Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted a Code of Business Conduct and Ethics. Munro’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Munro and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

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
CEO, President, CFO, and Sec-Treas

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

We paid Daniel Jabour $12,000 per year as compensation to for the year ended December 31, 2013 ($12,00 – 2012).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)
Common Stock	Daniel Jabour	30,000,000 (Direct)	54.5%
Common Stock	All Directors and Officers as a Group (1 people)	30,000,000 (Direct)	54.5%

A beneficial owners of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2013. As of December 31, 2013, there were, 55,000,000 shares of our common stock issued and outstanding.

Holders of Common shares

As of the date of this Form 10-K the Company had 31 of shareholders including the officers and directors. The number of shares held by the officers and directors are 30,000,000 common shares.

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

	Year Ended December 31, 2013		Year Ended December 31, 2012
Audit Fees	$	Nil	$	Nil
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total	$	Nil	$	Nil

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3	Corporate Charter (1)
3.1	Articles of Incorporation.(1)
3.2	Bylaws. (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officeras adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101	INS XBRL Instant Document (*)
101	SCH XBRL Taxonomy Extension Schema Document (*)
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)
101	LAB XRBL Taxonomy Label Linkbase Document (*)
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)
101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(1)

Previously filed as an exhibit to our Registration Statement on Form SB-1 originally filed with the SEC on February 13, 2007, as amended March 7, 2007 and declared effective March 14, 2007.

(*)

Filed herein

FINANCIAL STATEMENTS SCHEDULES

1.

Balance Sheets as at December 31, 2013 and 2012;

2.

Statements of Operations for the years ended December 31, 2013 and 2012, and for the period from November 17, 2003 (date of inception) to December 31, 2013;

3.

Statement of Stockholders’ Deficiency for the period from November 17, 2003 (date of inception) to December 31, 2013;

4.

Statements of Cash Flows for the years ended December 31, 2013 and 2012, and for the period from November 17, 2003 (date of inception) to December 31, 2013

5.

Notes to Financial Statements.

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

UNAUDITED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$40,000	$20,000
Advances from related parties (Note 5)	88,601	74,801

Total current liabilities	128,601	94,801

TOTAL LIABILITIES	128,601	94,801

STOCKHOLDERS’ DEFICIENCY

Common stock
75,000,000 shares authorized, at $0.001 par value;
55,000,000 shares issued and outstanding as at December 31, 2013 and December 31, 2012) (Note 7)	55,000	55,000
Deficit accumulated during the pre-exploration stage	(183,601)	(149,801)

Total Stockholders’ Deficiency	(128,601)	(94,801)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these financial statements.

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	Year ended December 31, 2013	Year ended December 31, 2012	From June 16, 2010 date of inception) to December 31, 2013

REVENUE	$-	$-	$-

EXPENSES

Impairment loss on mineral claim acquisition	-	-	5,000
General and administrative	33,800	32,000	178,601

TOTAL OPERATING EXPENSES	33,800	32,000	183,601

OTHER INCOME (EXPENSE):
	-	-	-
NET LOSS	$(33,800)	$(32,000)	$(183,601)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	55,000,000	55,000,000

The accompanying notes are an integral part of these financial statements.

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

UNAUDITED STATEMENT OF STOCKHOLDERS' DEFICIT

For the period November 17, 2003 (date of inception) to December 31, 2013

	Common Stock
	Number	Par Value ($)	Additional Paid in Capital ($)	Accumulated Deficit ($)	Total ($)
Balance November 17, 2003	-	-	-	-	-
Issuance of common shares for cash to founders	5,000,000	5,000	-	-	5,000
Net Loss for periods ended December 31, 2006	-	-	-	(6,483)	(6,483)
Balance December 31, 2006	5,000,000	5,000	-	(6,483)	(1,483)
Issuance of common shares for services	50,000,000	50,000	-	-	50,000
Net loss for the year ended December 31, 2007	-	-	-	(63,318)	(63,318)
Balance December 31, 2007	55,000,000	55,000	-	(69,801)	(14,801)
Net loss for the year ended December 31, 2008	-	-	-	(12,000)	(12,000)
Balance December 31, 2008	55,000,000	55,000	-	(81,801)	(26,801)
Net loss for the year ended December 31, 2009	-	-	-	(12,000)	(12,000)
Balance December 31, 2009	55,000,000	55,000	-	(93,801)	(38,801)
Net loss for the year ended December 31, 2010	-	-	-	(12,000)	(12,000)
Balance December 31, 2010	55,000,000	55,000	-	(105,801)	(50,801)
Net loss for the year ended December 31, 2011	-	-	-	(12,000)	(12,000)
Balance December 31, 2011	55,000,000	55,000	-	(117,801)	(62,801)
Net loss for the year ended December 31, 2012	-	-	-	(32,000)	(32,000)
Balance as of December 31, 2012	55,000,000	55,000	-	(149,801)	(94,801)
Net loss for the year ended December 31, 2013	-	-	-	(33,800)	(33,800)
Balance as of December 31, 2013	55,000,000	55,000	-	(183,601)	128,601)

The accompanying notes are an integral part of these financial statements.

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2013 and 2012 and for the period June 16, 2010 (date of inception) to December 31, 2013

	Year ended December 31, 2013	Year ended December 31, 2012	From June 16, 2010 (date of inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,800)	$(32,000)	$(183,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claim	-	-	5,000
Common stock issued for services	-	-	50,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	21,800	20,000	41,800
Net cash used in operating activities	(12,000)	(12,000)	(86,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	5,000
Advances from related parties	12,000	12,000	86,801
Net cash provided by financing activities	12,000	12,000	91,801
Net (decrease) increase in cash	-	-	-

Cash at beginning of period	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Services	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2013

1.

ORGANIZATION

The Company, Munro Developments Inc., was incorporated under the laws of the State of Nevada on November 17, 2003 with authorized capital stock of 75,000,000 shares at $0.001 par value under the name of Setchfield Resources Inc. The name was changed to Munro Developments Inc. on xx

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of December 31, 2013 and 2012, no such common equivalent shares were excluded from net income (loss) per share.

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

The total valuation allowance as of December 31, 2013 was $60,424, which increased by $11,492 for the year ended December 31, 2013.

As of December 31, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2013, and 2012 and no interest or penalties have been accrued as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the year ended December 31, 2013, related parties made accrual of management fees due to its director of $12,000 (2012 -$12,000). The total amount due the officer and director is $86,801. The accruals are non-interest bearing, unsecured and payable on demand.

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

Date: April 17, 2014