Form 10-Q
period 2014-03-31
Munro Developments, Inc.
filed 2014-12-18
CIK 1381447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 55,000,000 common shares issued and outstanding as of December 12, 2014

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Munro Developments Inc.

Balance Sheets (Unaudited)

	March 31,		December 31,
	2014		2013
ASSETS
CURRENT ASSETS
Cash	$	−	$	−
Total Current Assets		−		−
	$	−	$	−

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable		$44,300		$41,800
Advances from related parties		86,801		86,801
TOTAL CURRENT LIABILITIES		131,101		128,601

STOCKHOLDERS' EQUITY
Common stock,		55,000		55,000
Authorized - 75,000,000 $0.001 par value common shares Issued – 55,000,000 as of March 31, 2014 and December 31, 2013.
Deficit accumulated during the pre-exploration stage		(186,801)		(183,601)
TOTAL STOCKHOLDERS' EQUITY		(131,101)		(128,601)
	$	−	$	−

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Unaudited Statements of Operations

	Three months ended
	March 31, 2014		March 31, 2013
REVENUES	$	−	$	−

OPERATING EXPENSES
Management Fees and other		−		3,000
Legal Fees		−		2,500
Accounting Fees		2,500		2,500
Total Operating Expenses		2,500		8,000

INCOME (LOSS( BEFORE INCOME TAXES		(2,500)		(8,000)

PROVISION FOR INCOME TAXES		−		−

NET INCOME (LOSS)		$(2,500)		$(8,000)

NET INCOME (LOSS) PER SHARE		$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES		55,000,000		55,000,000
(Basic and Fully Diluted)

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Unaudited Statements of Cash Flows

	Three months ended
	March 31, 2014		March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(2,500)		$(8,000)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Increase in Accounts Payable		2,500		5,000
Net Cash Provided (Used) by Operating Activities		−		(3,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim		−		−
Net Cash Provided (Used) by Investing Activities		−		−
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties		−		3,000
Net Cash Provided (Used) by Financing Activities		−		3,000
NET INCREASE (DECREASE) IN CASH AND		−		−
CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS
Beginning		−		−
Ending	$	−	$	−
Supplemental Disclosures of Cash Flow Information:
Stock issued for services	$	−	$	−

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2014

(Expressed in U.S. Dollars)

1. INCORPORATION AND OPERATING ACTIVITIES

The Company, Munro Developments Inc., was incorporated under the laws of the State of Nevada on November 17, 2003 with authorized capital stock of 75,000,000 shares at $0.001 par value under the name of Setchfield Resources Inc. The name was changed to Munro Developments Inc. on March 28, 2011.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore is still in the exploration stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of March 31, 2014 and 2013, no such common equivalent shares were excluded from net income (loss) per share.

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

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2006	$6,483	2026	$2,204	$(2,204)	$	−
2007	63,318	2027	21,528	(21,528)		−
2008	12,000	2028	4,080	(4,080)		−
-2009	12,000	2029	4,080	(4,080)		−
2010	12,000	2030	4,080	(4,080)		−
2011	12,000	2031	4,080	(4,080)		−
2012	32,000	2032	10,880	(10,880)		−
2013	33,800	2033	11,500	(11,500)		−
	$183,601		$62,432	$(62,432)	$	−

The total valuation allowance as of December 31, 2013 was $62,432, which increased by $11,500 for the year ended December 31, 2012.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the three months ended March 31, 2014, related parties made accrual of management fees due to its director of $nil (2013 -$3,000). The total amount due the officer and director is $86,801. The accruals are non-interest bearing, unsecured and payable on demand.

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

As used in this quarterly report, the terms "we", "us", "our" and "Munro" mean Munro Developments Inc., unless otherwise indicated.

General Overview

We were incorporated pursuant to the laws of the State of Nevada on November 17, 2003 under the name Setchfield Resources Inc. The Company’s name was changed to Munro Developments on March 28, 2011.

Our principal office is located at 311 S. Division St, Carson City, Nevada, 89731.

As our common shares are not listed, there is no public market for our common shares.

Plan of Operations

Our business plan is to proceed with the exploration of the Eclipse Mine Property to determine whether there is any potential for gold on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three phases of the recommended geological exploration program will cost approximately $30,000, $90,000 and $180,000 respectively. We had $NIL in cash as of March 31, 2014. This lack of cash has kept us from conducting any exploration work on the property.

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

Results of Operations

We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties. Our net loss for the three months ended March 31, 2014 was $2,500($8,000 for the three months ended March 31, 2013).

Liquidity and Capital Resources

Our cash totalled $NIL at the end of the period on March 31, 2014. Accounts payable at the end of the period on March 31, 2014was $131,101. Since our inception on November 17, 2003, to the end of the period on March 31, 2014, we have incurred a loss of ($186,801).

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

ITEM 3. CRITICAL ACCOUNTING POLICIES

Resource Properties – Company follows the successful efforts method of accounting for its oil and gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive are transferred to proved resource properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated resource properties, are charged to expense as incurred. Exploratory drilling costs are charged as expenses until it is determined that the company has proven oil and gas reserves.

Basis of Presentation – These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Use of Estimates – The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2014 or 2013, respectively.

Income Taxes – Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Comprehensive Loss – ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2014 and 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation – ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended March 31, 2014, there was no stock based compensation.

Loss per Common Share-The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2014 and December 31, 2013:

Fair Value Measurement at March 31, 2014
	Level 1		Level 2		Level 3
Liabilities	$	−	$	−	$	−

Fair Value Measurement at December 31, 2013
	Level 1		Level 2		Level 3
Liabilities	$	−	$	−	$	−

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2014 and 2013.

Recently Adopted Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of March 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As of March 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

Risks Related to Our Company and Our Industry

We are an exploration stage company. We have no history of production from which we earned revenue and we have not proved we can operate successfully. From our inception on November 17, 2003 to the three months ended on March 31, 2014, the Company has not generated any revenue and has no revenue from operations. Rather, the Company generated a net loss of ($186,801) over the period from inception to the three months ended on March 31, 2014.

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

WE ARE SOLELY GOVERNED BY MR. ANDREW MUNRO, OUR SOLE OFFICER AND DIRECTOR, AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY FROM A CORPORATE GOVERNANCE PERSPECTIVE. OUR SOLE EXECUTIVE OFFICER AND DIRECTOR EXERCISES CONTROL OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL INCLUDING THE ELECTION OF DIRECTORS AND THE APPROVAL OF SIGNIFICANT CORPORATE TRANSACTIONS. WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS HAVE MORE LIMITED PROTECTIONS AGAINST THE TRANSACTIONS IMPLEMENTED BY MR. MUNRO.

Mr. Andrew Munro, our sole Executive Officer and Director makes decisions such as the approval of related party transactions, the compensation of Executive Officers, and the oversight of the accounting function. There will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail.

Mr. Munro will exercise full control over all matters that typically require the approval of a Board of Directors. Mr. Munro’s actions are not subject to the review and approval of a Board of Directors and, as such, there may be significant risk to the Company from the corporate governance perspective.

Our sole Executive Officer and Director exercises control over all matters requiring shareholder approval including the election of Directors and the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders have more limited protections against the transactions implemented by Mr. Munro, conflicts of interest and other matters that conflict with shareholder interests.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently only have one independent director. Shareholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

WE ARE CONTROLLED BY MR. ANDREW MUNRO, OUR SOLE OFFICER AND DIRECTOR, AND, AS SUCH, THE COMPANY MAY LACK THE ABILITY TO SUCCESSFULLY IMPLEMENT ITS GROWTH PLANS.

Mr. Andrew Munro, our sole Executive Officer and Director, has no career experience related to mining and mineral exploration. Accordingly, Mr. Munro may be unable to successfully operate and develop our business. We cannot guarantee that we will overcome this obstacle. There may be additional risk to the Company in that Mr. Munro may lack the ability to successfully implement growth plans given that the absence of an executive management team, and that all plans rely exclusively on the ability and management of Mr. Munro, our Executive Officer and Director.

BECAUSE MR. ANDREW MUNRO, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, WHICH MAY CAUSE OUR BUSINESS TO FAIL.

Mr. Munro, our sole Executive Officer and Director, has other business interests and devotes fewer than 20 hours per month on Company business. It is possible that the demands on Mr. Munro from other obligations could increase with the result that he will not be able to devote sufficient time to the management of our business. In addition, Mr. Munro may not possess sufficient time to manage our business if the demands of managing our business increased substantially.

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

BECAUSE OF OUR LIMITED RESOURCES AND THE SPECULATIVE NATURE OF OUR BUSINESS, THERE IS A SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.IF WE ARE NOT ABLE TO CONTINUE AS A GOING CONCERN, IT IS LIKELY INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 1, 2014, at a special meeting of its shareholders, the Company appointed Mr. Andrew Munro to act as its sole officer and director.

Andrew V. Munro, age 47, sole director and sole officer. Mr. Munro spent the last 20 years working for Jeld-Wen, the world's largest window and door manufacturer. He started as an office manager and continued in progressively responsible leadership roles until becoming General Manager in 2000. As a General Manager, he was responsible for all facets of the daily operation of the business and supervised over 40 individuals. Immediately prior to 2000, Mr. Munro was the assistant General Manager for Jeld-Wen's operations in San Antonio, Texas. Mr. Munro holds a Diploma in Business Administration (Computer Systems) that he earned in 1989 from the BC Institute of Technology.

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

MUNRO DEVELOPMENTS INC.

By: /s/ Andrew Munro

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

December 18, 2014