Form 10-Q
period 2014-09-30
Munro Developments, Inc.
filed 2014-12-18
CIK 1381447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three month period ended September 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Munro Developments Inc.

Balance Sheets (Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$10,000	$	−
Total Current Assets	−		−
	$10,000	$	−

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$62,800		$41,800
Advances from related parties	96,801		86,801
TOTAL CURRENT LIABILITIES	159,601		128,601

STOCKHOLDERS' EQUITY
Common stock,	55,000		55,000
Authorized - 75,000,000 $0.001 par value common shares Issued – 55,000,000 as of September 30, 2014 and December 31, 2013.
Deficit accumulated during the pre-exploration stage	(204,601)		(183,601)
TOTAL STOCKHOLDERS' EQUITY	(149,601)		(128,601)
	$10,000	$	−

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Unaudited Statements of Operations

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
REVENUES	$	−	$	−	$	−	$	−

OPERATING EXPENSES
Management Fees and other		−		3,000		13,000		9,000
Legal Fees		−		2,500		−		7,500
Accounting Fees		2,500		2,500		7,500		7,500
		500		−		500		−
Total Operating Expenses		3,000		8,000		21,000		24,000

INCOME (LOSS( BEFORE INCOME TAXES		(3,000)		(8,000)		(21,000)		(24,000)

PROVISION FOR INCOME TAXES		−		−		−		−

NET INCOME (LOSS)		$(3,000)		$(8,000)		$(21,000)		$(24,000)

NET INCOME (LOSS) PER SHARE		$(0.00)		$(0.00)		$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES		55,000,000		55,000,000		55,000,000		55,000,000
(Basic and Fully Diluted)

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Unaudited Statements of Cash Flows

	Nine months ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(21,000)	(24,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Increase in Accounts Payable	21,000	15,000
Net Cash Provided (Used) by Operating Activities	−	(9,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	−	−
Net Cash Provided (Used) by Investing Activities	−	−
CASH FLOWS FROM FINANCING ACTIVITIES
Promissory notes – related parties	10,000	−
Advances from related parties	−	9,000
Net Cash Provided (Used) by Financing Activities	10,000-	9,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,000	-
CASH AND CASH EQUIVALENTS
Beginning	−	−
Ending	10,000	−
Supplemental Disclosures of Cash Flow Information:
Stock issued for services	−	−

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2014

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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of September 30, 2014 and 2013, no such common equivalent shares were excluded from net income (loss) per share.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the nine months ended September 30, 2014, related parties made accrual of management fees due to its director of $nil (2013 -$9000). The total amount due the officer and director is $86,801. The accrual has been settled as a convertible promissory note, convertible into shares at the rate of ten times par value or $0.01 per share. The note has a 5 per cent interest rate and is due on January 1, 2005. On July 1, 2014, the Company borrowed $10,000 from its sole officer and director. The loan is non-interest bearing, unsecured and payable on demand.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Eclipse Mine Property to determine whether there is any potential for gold on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three phases of the recommended geological exploration program will cost approximately $30,000, $90,000 and $180,000 respectively. We had $10,000 in cash as of September 30, 2014. This lack of cash has kept us from conducting any exploration work on the property.

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

Results of Operations

We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties. Our net loss for the three months ended September 30, 2014 was $3,000 ($8,000 for the three months ended September 30, 2013). Our net loss for the nine months ended September 30, 2014 was $21,000 ($24000 for the nine months ended September 30, 2013).

Liquidity and Capital Resources

Our cash totaled $10,000 at the end of the period on September 30, 2014. Accounts payable at the end of the period on September 30, 2014was $62,800. Promissory notes payable at the end of the period on September 30, 2014 was $96,801. Since our inception on November 17, 2003, to the end of the period on September 30, 2014, we have incurred a loss of ($204,601).

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2014 or 2013, respectively.

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

Comprehensive Loss – ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2014 and 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation – ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the year ended September 30, 2014, there was no stock based compensation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2014 and December 31, 2013:

Fair Value Measurement at September 30, 2014
	Level 1		Level 2		Level 3
Liabilities	$	−	$	−	$	−

Fair Value Measurement at December 31, 2013
	Level 1		Level 2		Level 3
Liabilities	$	−	$	−	$	−

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2014 and 2013.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of September 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As of September 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Company and Our Industry

We are an exploration stage company. We have no history of production from which we earned revenue and we have not proved we can operate successfully. From our inception on November 17, 2003 to the nine months ended on September 30, 2014, the Company has not generated any revenue and has no revenue from operations. Rather, the Company generated a net loss of ($205,601) over the period from inception to the nine months ended on September 30, 2014.

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