Form 10-K/A
period 2012-12-31
Munro Developments, Inc.
filed 2015-03-04
CIK 1381447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   X .   No       .

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

The Eclipse Gold Property claims were allowed to lapse in the 1990’s, and were subsequently re-staked and later obtained by Munro in 2005.

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

MARKET INFORMATION

Our shares of common stock are not quoted on any exchanges.

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

Our officers and directors and their respective ages and positions as of December 31, 2012 were as follows:

Name and Address	Age	Position(s)
Andrew Munro (1)	38	Chief Executive Officer, President and Director
#2102 Renaissance 2000, Pasig City,
Manila, Philippines

(1)

Member of the audit committee

Andrew Munro was appointed to the Board of Directors on July 1, 2012 and on the same day by a Resolution of the Board of Directors was appointed as Chief Executive Officer, President, and Chief Financial Officer.

A description of the work experience of our directors and officers is as follows.

Andrew Munro

Andrew Munro aged 38, sole officer and director of the Company. Over the last five years Mr. Munro has been engaged primarily in the information technology, media, and bio tech industries.  From 2007-2010 he was the President of ITBoss based in Manila, Philippines, and from 2010 to present he has been the President of both Stentor Media and Alliance Bio Tech, both companies being based out of Manila, Philippines.  He currently resides in Manila, Philippines.

Family Relationships

Our President and our Chief Financial Officer and Secretary Treasurer are one person, Andrew Munro.

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

Our audit committee is comprised of Andrew Munro, our President and Chairman of the Audit Committee, who is not independent. Andrew Munro can be considered an “audit committee financial expert” as defined in Item 407 of Regulation S-K. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future. However Andrew Munro, Chairman of the Audit Committee, is considering engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the Committee meets to review the Company’s financial statements.

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Andrew Munro	0	0	0
CEO, President, CFO, and Sec-Treas

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

We paid Andrew Munro $12,000 per year as compensation to for the year ended December 31, 2012.

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

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)
Common Stock	Andrew Munro	30,000,000 (Direct)	54.5%
Common Stock	All Directors and Officers as a Group (1 people)	30,000,000 (Direct)	54.5%

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

CORPORATE GOVERNANCE

Director Independence

Andrew Munro is not independent within the meaning of Section 5605 of NASDAQ.

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

The accompanying notes are an integral part of these financial statements

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2012

1.

ORGANIZATION

The Company, Munro Developments Inc., was incorporated under the laws of the State of Nevada on November 17, 2003 with authorized capital stock of 75,000,000 shares at $0.001 par value under the name of Setchfield Resources Inc. The name was changed to Munro Developments Inc. in March 2011.

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

By:   /s/ ANDREW MUNRO

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   /s/ ANDREW MUNRO

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Date: March 3, 2015