Form 10-K
period 2014-12-31
Munro Developments, Inc.
filed 2015-04-16
CIK 1381447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of April 15, 2015 the Registrant had 55,000,000 shares of common

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

ITEM 1. BUSINESS OVERVIEW

Our principal office is located at 311 S Division St. Carson City, NV 89703.

We were incorporated in the State of Nevada on November 17, 2003 under the name “Setchfield Resources Inc.” in order to seek out and acquire mineral properties. On March 28, 2011, we changed our name to Munro Developments Inc. With strong gold prices at the present time they were interested in acquiring a property whereby gold might be discovered on it in sufficient quantities to warrant a production decision being made in the future.

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

Property Acquisitions Details

On December 2, 2005 Munro purchased the Eclipse Gold Property for USD $5,000.

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

Mining Claims

The Eclipse Gold Property currently consists of two mineral claims comprised of 11 mineral claim units in total and recorded as:

BC Tenure #	Work Due Date	Units	Total Area (Hectares)
502031	March. 1, 2016	2	41.531
521533	March 1, 2016	9	186.898
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

Risks Related to Our Company and Our Industry

We are an exploration stage company. We have no history of production from which we earned revenue and we have not proved we can operate successfully. From our inception on November 17, 2003 to the year ended on December 31, 2014, the Company has not generated any revenue and has no revenue from operations.

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

IF A PUBLIC MARKET FOR OUR STOCK IS DEVELOPED, FUTURE SALES OF SHARES COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

If a public market for our stock is developed, then sales of Common Stock in the public market could adversely affect the market price of our Common Stock. There are at present 55,000,000 shares of Common Stock issued and outstanding.

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

ITEM 2. PROPERTIES

Mining Claims

The Eclipse Gold Property currently consists of two mineral claims comprised of 11 mineral claim units in total and recorded as:

BC Tenure #	Work Due Date	Units	Total Area (Hectares)
502031	March. 1, 2016	2	41.531
521533	March 1, 2016	9	186.898
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock are not quoted on any exchanges

HOLDERS OF OUR COMMON STOCK

As of April 15, 2015, there were 31 registered holders of record of our common stock.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Eclipse Mine Property to determine whether there is any potential for gold on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three phases of the recommended geological exploration program will cost approximately $30,000, $90,000 and $180,000 respectively. We had $10,000 in cash as of December 31, 2014. This lack of cash has kept us from conducting any exploration work on the property.

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

Results of Operations

We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties. Our net loss for the year ended December 31, 2014 was $21,000 down from $32,000 for the year ended December 31, 2013. The decrease is due to a change accounting and legal costs for the current year.

Liquidity and Capital Resources

Our cash totaled $10,000 at the end of the period on December 31, 2014. Accounts payable at the end of the period on December 31, 2013 was $159,601. Since our inception on November 17, 2003, to the end of the period on December 31, 2013, we have incurred a loss of ($204,601). At December 31, 2013, we had an accumulated deficit of $204,601.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2014 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of December 31, 2014, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our officers and directors and their respective ages and positions as of December 31, 2014 were as follows:

Name and Address	Age	Position(s)
Andrew Munro (1)	47	Chief Executive Officer, President and Director
311 S Division St. Carson City

(1)

Member of the audit committee

Andrew Munro was appointed to the Board of Directors on October 1, 2014 and on the same day by a Resolution of the Board of Directors was appointed as Chief Executive Officer, President, and Chief Financial Officer.

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

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)
Common Stock	Andrew Munro	47,500,000 (Direct)	86.4%
Common Stock	All Directors and Officers as a Group (1 people)	47,500,000 (Direct)	86.4%

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

Holders of Common shares

As of the date of this Form 10-K the Company had 31 of shareholders including the officers and directors. The number of shares held by the officers and directors are 47,500,000 common shares.

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

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Munro. The number of shares presently subject to Rule 144 is 52,500,000 shares. The share certificate has the appropriate legend affixed thereto. Presently, under Rule 144, the number of shares which could be sold, if an application is made, is Nil shares. There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan. In addition, there are no outstanding options or warrants to purchase common shares or shares convertible into common shares of Munro.

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

Transfer Agent

We have engaged the service of V-Stock Transfer to act as transfer and registrar.

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

1.

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows:

a.

One percent of the number of shares of our Company's common stock then outstanding, which the case of our current directors and officers, will equal approximately 55,000 shares as of the date of this Form 10-K; or

b.

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

Board Committees

The Audit Committee

We have an Audit Committee whose members consist of Andrew Munro who is not independent. Further, Andrew Munro can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K. It is our intention to seek a financial expert but with limited funds to date we might not be able to in the near future.

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

Directors’ Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As Andrew Munro is our executive officers and directors, we have determined that Andrew Munro is not an independent director as defined under NASDAQ Rule 4200(a)(15).

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

	Year Ended December 31, 2013		Year Ended December 31, 2012
Audit Fees	$	Nil	$	Nil
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total	$	Nil	$	Nil

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3	Corporate Charter (1)
3.1	Articles of Incorporation.(1)
3.2	Bylaws. (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101	INS XBRL Instant Document (*)
101	SCH XBRL Taxonomy Extension Schema Document (*)
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)
101	LAB XRBL Taxonomy Label Linkbase Document (*)
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)
101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(1)

Previously filed as an exhibit to our Registration Statement on Form SB-1 originally filed with the SEC on February 13, 2007, as amended March 7, 2007 and declared effective March 14, 2007.

(*)

Filed herein

FINANCIAL STATEMENTS SCHEDULES

1.

Balance Sheets as at December 31, 2014 and 2013;

2.

Statements of Operations for the years ended December 31, 2014 and 2013, and for the period from November 17, 2003 (date of inception) to December 31, 2014;

3.

Statement of Stockholders’ Deficiency for the period from November 17, 2003 (date of inception) to December 31, 2014;

4.

Statements of Cash Flows for the years ended December 31, 2014 and 2013, and for the period from November 17, 2003 (date of inception) to December 31, 2014

5.

Notes to Financial Statements.

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

UNAUDITED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$10,000	$-

Total Current Assets	10,000	-

TOTAL ASSETS	$10,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$62,800	$41,800
Advances from related parties (Note 5)	96,801	86,801

Total current liabilities	159,601	128,601

TOTAL LIABILITIES	159,601	128,601

STOCKHOLDERS’ DEFICIENCY

Common stock
75,000,000 shares authorized, at $0.001 par value; 55,000,000 shares issued and outstanding as at December 31, 2013 and December 31, 2012) (Note 7)	55,000	55,000
Deficit accumulated during the pre-exploration stage	(204,601)	(183,601)

Total Stockholders’ Deficiency	(149,601)	(128,801)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$10,000	$-

The accompanying notes are an integral part of these financial statements.

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	Year ended December 31, 2014	Year ended December 31, 2013	From November 17, 2003 (date of inception) to December 31, 2014

REVENUE	$-	$-	$-

EXPENSES

Impairment loss on mineral claim acquisition	-	-	5,000
General and administrative	21,000	33,800	199,601

TOTAL OPERATING EXPENSES	21,000	33,800	204,601

OTHER INCOME (EXPENSE):	-	-	-

NET LOSS	$(21,000)	$(33,800)	$(204,601)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	55,000,000	55,000,000

The accompanying notes are an integral part of these financial statements.

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

UNAUDITED STATEMENT OF STOCKHOLDERS' DEFICIT

For the period November 17, 2003 (date of inception) to December 31, 2013

	Common Stock
	Number	Par Value ($)	Additional Paid in Capital ($)	Accumulated Deficit ($)	Total ($)
Balance November 17, 2003	-	-	-	-	-
Issuance of common shares for cash to founders	5,000,000	5,000	-	-	5,000
Net Loss for periods ended December 31, 2006	-	-	-	(6,483)	(6,483)
Balance December 31, 2006	5,000,000	5,000	-	(6,483)	(1,483)
Issuance of common shares for services	50,000,000	50,000	-	-	50,000
Net loss for the year ended December 31, 2007	-	-	-	(63,318)	(63,318)
Balance December 31, 2007	55,000,000	55,000	-	(69,801)	(14,801)
Net loss for the year ended December 31, 2008	-	-	-	(12,000)	(12,000)
Balance December 31, 2008	55,000,000	55,000	-	(81,801)	(26,801)
Net loss for the year ended December 31, 2009	-	-	-	(12,000)	(12,000)
Balance December 31, 2009	55,000,000	55,000	-	(93,801)	(38,801)
Net loss for the year ended December 31, 2010	-	-	-	(12,000)	(12,000)
Balance December 31, 2010	55,000,000	55,000	-	(105,801)	(50,801)
Net loss for the year ended December 31, 2011	-	-	-	(12,000)	(12,000)
Balance December 31, 2011	55,000,000	55,000	-	(117,801)	(62,801)
Net loss for the year ended December 31, 2012	-	-	-	(32,000)	(32,000)
Balance as of December 31, 2012	55,000,000	55,000	-	(149,801)	(94,801)
Net loss for the year ended December 31, 2013	-	-	-	(33,800)	(33,800)
Balance as of December 31, 2013	55,000,000	55,000	-	(183,601)	128,601)
Net loss for the year ended December 31, 2014	-	-	-	(21,000)	(21,000)
Balance as of December 31, 2014	55,000,000	55,000	-	(204,601)	(149,601)

The accompanying notes are an integral part of these financial statements.

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	Year ended December 31, 2013	From June 16, 2010 (date of inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,000)	$(33,800)	$(204,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claim	-	-	5,000
Common stock issued for services	-	-	50,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	21,000	21,800	62,800
Net cash used in operating activities	-	(12,000)	(86,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	5,000
Advances from related parties	10,000	12,000	96,801
Net cash provided by financing activities	10,000	12,000	101,801
Net (decrease) increase in cash	-	-	-

Cash at beginning of period	-	-	-

CASH AT END OF PERIOD	$10,000	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Issued for Services	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements

MUNRO DEVELOPMENTS INC.

(Pre-Exploration Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2013

1.

ORGANIZATION

The Company, Munro Developments Inc., was incorporated under the laws of the State of Nevada on November 17, 2003 with authorized capital stock of 75,000,000 shares at $0.001 par value under the name of Setchfield Resources Inc. The name was subsequently changed to Munro Developments Inc.

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

As of December 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2014, and 2013 and no interest or penalties have been accrued as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the year ended December 31, 2014, related parties made  an advance to the Company of $10,000.. The total amount due the officer and director is $96,801. The accruals are non-interest bearing, unsecured and payable on demand.

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

Date: April 15, 2015