Form 10-Q
period 2015-09-30
Munro Developments, Inc.
filed 2015-11-24
CIK 1381447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 55,000,000 common shares issued and outstanding as of November 23, 2015

TABLE OF CONTENTS

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

14

Item 3. Defaults Upon Senior Securities

14

Item 4. Submission of Matters to a Vote of Securities Holders

14

Item 5. Other Information

14

Item 6. Exhibits

14

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended September 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Munro Developments Inc.

Balance Sheets (Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$1,064	$10,000
Total Current Assets	1,064	10,000
	$1,064	$10,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$67,015	$62,800
Advances from related parties	102,931	96,801
TOTAL CURRENT LIABILITIES	169,946	159,601

STOCKHOLDERS' EQUITY
Common stock, Authorized - 75,000,000 $0.001 par value common shares Issued – 55,000,000 as of September 30, 2015 and December 31, 2014.	55,000	55,000
Deficit accumulated during the pre-exploration stage	(223,882)	(204,601)
TOTAL STOCKHOLDERS' EQUITY	(168,882)	(149,601)
	$1,064	$10,000

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Unaudited Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2015 ($)	2014 ($)	2015 ($)	2014 ($)
REVENUES	-	-	-	-

OPERATING EXPENSES
Management Fees and other	1,500	-	8,510	13,000
Legal Fees	-	-	6,130	-
Accounting Fees	-	2,500	-	7,500
Other	-	500	-	500
Total Operating Expenses	1,500	3,000	14,640	21,000

INCOME (LOSS) BEFORE INCOME TAXES	(1,500)	(3,000)	(14,640)	(21,000)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(1,500)	(3,000)	(14,640)	(21,000)

NET INCOME (LOSS) PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Basic and Fully Diluted)	55,000,000	55,000,000	55,000,000	55,000,000

Munro Developments Inc.

Unaudited Statements of Cash Flows

	Three months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,500)		$(3,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Increase in Accounts Payable	1,500		3,000
Net Cash Provided (Used) by Operating Activities	-		-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-		-
Net Cash Provided (Used) by Investing Activities	-		-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-		-
Net Cash Provided (Used) by Financing Activities	-		-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,936)		10,000
CASH AND CASH EQUIVALENTS
Beginning	10,000		-
Ending	$1,064		$10,000
Supplemental Disclosures of Cash Flow Information:
Stock issued for services	$-	$

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2015

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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of September 30, 2015 and 2014, no such common equivalent shares were excluded from net income (loss) per share.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the three months ended September 30, 2015, related parties made accrual of management fees due to its director of $nil (2014 -$nil). The total amount due the officer and director is $102,931. The accruals are non-interest bearing, unsecured and payable on demand.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Eclipse Mine Property to determine whether there is any potential for gold on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three phases of the recommended geological exploration program will cost approximately $30,000, $90,000 and $180,000 respectively. We had $1,064 in cash as of September 30, 2015.  We spent $0 maintaining the property and/or visiting the property as of the three months ended September 30, 2015.

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

Results of Operations

We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties. Our net loss for the three months ended September 30, 2015 was $1,500 ($18,000 for the three months ended September 30, 2014).

Liquidity and Capital Resources

Our cash totalled $1,064 at the end of the period on September 30, 2015. Accounts payable at the end of the period on September 30, 2015 was $67,015 and we received advances from related parties of $102,931. Since our inception on November 17, 2003, to the end of the period on September 30, 2015, we have incurred a loss of ($223,882).

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

Basis of Presentation - These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2015 or 2014, respectively.

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

Comprehensive Loss - ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2015 and 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation - ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the three months ended September 30, 2015, there was no stock based compensation.

Loss per Common Share -The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Fair Value of Financial Instruments - ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2015 and December 31, 2013:

Fair Value Measurement at September 30, 2015
	Level 1	Level 2	Level 3
Liabilities	$-	$-	$-

Fair Value Measurement at December 31, 2014
	Level 1	Level 2	Level 3
Liabilities	$-	$-	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended September 30, 2015 and 2014

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate cash controls – As of September 30, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As of September 30, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 23, 2015

15