Form 10-Q
period 2016-03-31
Munro Developments, Inc.
filed 2016-05-17
CIK 1381447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 55,000,000 common shares issued and outstanding as of May 15, 2016

PART 1 – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3. Critical Accounting Policies

11

Item 4. Controls and Procedures

12

PART II OTHER INFORMATION

14

Item 1. Legal Proceedings

14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3. Defaults Upon Senior Securities

14

Item 4. Submission of Matters to a Vote of Securities Holders

14

Item 5. Other Information

14

Item 6. Exhibits

14

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended March 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Munro Developments Inc.

Balance Sheets (Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-
	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$67,026	$66,729
Advances from related parties	95,929	95,709
TOTAL CURRENT LIABILITIES	162,955	162,438

STOCKHOLDERS' EQUITY
Common stock, Authorized - 75,000,000 $0.001 par value common shares Issued – 55,000,000 as of March 31, 2016 and December 31, 2015.	55,000	55,000
Deficit accumulated during the pre-exploration stage	(217,995)	(217,438)
TOTAL STOCKHOLDERS' EQUITY	(162,955)	(162,438)
	$-	$-

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Unaudited Statements of Operations

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
REVENUES	$-	$-

OPERATING EXPENSES
Management Fees and other	517	7,010
Legal Fees	-	6,130
Accounting Fees	-	-
Total Operating Expenses	517	13,140

INCOME (LOSS( BEFORE INCOME TAXES	(517)	(13,140)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(517)	$(13,140)

NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	55,000,000	55,000,000
(Basic and Fully Diluted)

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Unaudited Statements of Cash Flows

	Three months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(517)	$(13,140)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Increase in Accounts Payable	297	13,140
Net Cash Provided (Used) by Operating Activities	(220)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-
Net Cash Provided (Used) by Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	220	6,130
Net Cash Provided (Used) by Financing Activities	220	6,130
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(-)	(7,436)
CASH AND CASH EQUIVALENTS
Beginning	-	10,000
Ending	$-	$2,564
Supplemental Disclosures of Cash Flow Information:
Stock issued for services	$-	$-

See Accompanying Notes to Unaudited Financial Statements

Munro Developments Inc.

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2016

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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of March 31, 2016 and 2015, no such common equivalent shares were excluded from net income (loss) per share.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the three months ended March 31, 2016, related parties made accrual of management fees due to its director of $nil (2015 -$nil). The total amount due the officer and director is $95,709. The accruals are non-interest bearing, unsecured and payable on demand.

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

Plan of Operations

Our business plan is to proceed with the exploration of the Eclipse Mine Property to determine whether there is any potential for gold on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three phases of the recommended geological exploration program will cost approximately $30,000, $90,000 and $180,000 respectively. We had $nil in cash as of March 31, 2016.

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

Results of Operations

We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties. Our net loss for the three months ended March 31, 2016 was $517 ($13,140 for the three months ended March 31, 2015).

Liquidity and Capital Resources

Our cash totalled $nil at the end of the period on March 31, 2016. Accounts payable at the end of the period on March 31, 2016 was $67,026 and we received advances from related parties of $95,929. Since our inception on November 17, 2003, to the end of the period on March 31, 2016, we have incurred a loss of ($217,995).

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2016 or 2015, respectively.

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

Comprehensive Loss- ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2016 and 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation- ASC 718, Stock-based compensation, establishes standards for the reporting and display of stock based compensation in the financial statements. During the three months ended March 31, 2016, there was no stock based compensation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2016 and December 31, 2015:

Fair Value Measurement at March 31, 2016
	Level 1	Level 2	Level 3
Liabilities	$-	$-	$-

Fair Value Measurement at December 31, 2015
	Level 1	Level 2	Level 3
Liabilities	$-	$-	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2016 and 2015

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer /Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of March 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As of March 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Andrew Munro, age 48, sole director and sole officer.  Mr. Munro spent the last 20 years working for Jeld-Wen, the world's largest window and door manufacturer.  He started as an office manager and continued in progressively responsible leadership roles until becoming General Manager in 2000.  As a General Manager, he was responsible for all facets of the daily operation of the business and supervised over 40 individuals.  Immediately prior to 2000, Mr. Munro was the assistant General Manager for Jeld-Wen's operations in San Antonio, Texas. Mr. Munro holds a Diploma in Business Administration (Computer Systems) that he earned in 1989 from the BC Institute of Technology.

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

May 17, 2016

15